Form 10KSB
period 2001-06-30
OYSTER CREEK GROUP INC
filed 2001-09-18
CIK 1094918

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

              For the fiscal year ended June 30, 2001
                       Commission File No. 0-32281

                         OYSTER CREEK GROUP INC.

      Nevada                                            98-0219157
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                 Identification Number)

                      2400 LOOP 35 #1502, ALVIN, TX
                                  77511
                 (Address of principal executive office)
                               (Zip code)

             Issuer's telephone number:      (281) 331-5580

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-
affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific
date within the past 60 days.  As of SEPTEMBER 30, 2000:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,350,000 SHARES COMMON STOCK

This Form 10K SB consists of 19 pages.
                            TABLE OF CONTENTS

                        FORM 10K SB ANNUAL REPORT

                         OYSTER CREEK GROUP INC.

Page
PART I

Item   1  Description of Business ..................1

Item   2  Description of Property...................4
Item   3  Legal Proceedings........................ 4
Item   4  Submission of Matters to a Vote of
          Security Shareholders.....................5

PART II

Item   5  Market for the Registrant's Common
          Equity and related Stockholder Matters....6
Item   6  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations................................6
Item   7  Financial Statements......................7
Item   8  Changes in and Disagreements on Accounting
          and Financial Disclosure.................16

PART III

Item   9  Directors, Executive Officers, Promoters and Control
          persons, Compliance with Section 16(a) of the Exchange
          Act......................................16
Item 10   Executive Compensation...................17
Item 11   Security Ownership of Certain Beneficial Owners
          and Management...........................17
Item 12   Certain Relationships and Related
          Transactions.............................18
Item 13        Exhibits and Reports on Form 8-K....18

Signatures........................................ 19
PART I

          ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

The Company was incorporated under the laws of the State of Nevada on August 19, 1999, and is in the early developmental and promotional stages. To date, the Company's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has not commenced commercial operations. The Company has no full time employees and owns no real estate.

On August 20, 1999 Oyster Creek received from David R. Mortenson & Associates, a Texas General Partnership, the rights to distribute and produce, in the state of Michigan, an oxygen enriched water product for fish farming, aquaculture, mariculture, poultry raising, and for treating animal waste from dairies, feedlots of all kinds, and for other similar uses. These production and distribution rights were received from Mortenson in exchange for 2,000,000 shares of common stock. Mortenson acquired these rights from the inventors of the product, N. W. Technologies, Inc. under a distribution agreement. Several months later the contract granting David R. Mortenson & Associates rights to the technology was withdrawn. Mortenson sued N.W. Technologies Inc. in Harris County Court, Houston Texas.

To compensate for the possibility that we could lose our principal asset and the obvious delay that this dispute and court action has caused, David R. Mortenson & Associates has agreed to suspend all financial requirements that are due or will be due in the future until the dispute with NW is resolved. They have also agreed to grant an alternative license to Oyster Creek Group Inc. for the distribution of vitamin and herbal supplements for the states of Arkansas and Tennessee. This license will enable us to create a business plan and start the process of getting into business.

The License.
Oyster Creek has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other
similar types of customers.   All of these individuals and organizations
will order their products via the Internet for sale to their clients. The license will be automatically renewed unless Oyster Creek or VitaMineralHerb.com gives the other notice of its intent not to renew.

As a licensee of VitaMineralHerb.com, Oyster Creek eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling us to focus strictly on marketing and sales. Oyster Creek plans to target health and fitness professionals in Tennessee and Arkansas who wish to offer health and fitness products to their customers.

Oyster Creek (and its customers) will have access to all products offered on the VitaMineralHerb.com website, as well as the ability to order custom-formulated and custom-labeled products. VitaMineralHerb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to VitaMineralHerb.com and a profit for Oyster Creek

ITEM 2.  DESCRIPTION OF PROPERTY

An officer of the Registrant provides office facilities at 404 Scott Point Drive, Salt Spring Island, British Columbia. There is no charge for the use of these facilities. The Company maintains no other office and owns no real estate.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings in which the Company is involved.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended September 30, 2000.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's securities.


     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

Liquidity and Capital Resources.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $4,575 from its inside capitalization funds and a $1,200 loan from a related party. Consequently, the Company's balance sheet for the period of August 18, 1999 (inception) through June 30, 2001 reflects current assets of $ 0.00 in the form of cash, and total assets of $
0.00.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.


Results of Operations

     During the period from August 19, 1999 (inception) through June 30, 2001 the Company has engaged in no significant operations other than organizational activities, acquisition of it principal assets and preparation for registration of its securities under the Securities
Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with setting up a company structure to begin implementing the Company's business plan. The Company anticipates that until these procedures are completed, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of the business.

     Need for Additional Financing.

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one-year. Accordingly, in the event the Company is able to initiate its business plan during this period, it anticipates that its existing capital will not be sufficient to allow it to accomplish the goal of completing its business plan. As a result, there is no assurance that the available funds will ultimately prove to be adequate. It is certain that the Company's needs for additional financing is likely to increase substantially.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements for the year ended June 30, 2001 and for the period March 13, 1999 (Inception)through June 30, 2001 follow.
                         OYSTER CREEK GROUP INC.

                    (A DEVELOPMENT STAGE ENTERPRISE)















                              AUDIT REPORT

                              JUNE 30, 2001

















                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                   1780 S. Bellaire Street, Suite 500
                         Denver, Colorado 80222

                         OYSTER CREEK GROUP INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

       INDEX TO FINANCIAL STATEMENTS INDEX TO FINANCIAL STATEMENTS


                            TABLE OF CONTENTS


ITEM                                             PAGE

Report of Certified Public Accountant.......................... 8

Balance Sheets, June 30, 2001 and 2000 .........................9

Statement of Operations, for the year ended June 30, 2001
And the period August 19, 1999 (Inception)
Through June 30, 2000.................................          10

Statement of Stockholders' Equity
(Deficit), August 19, 1999 (Inception)
Through June 30, 2001.................................          11

Statement of Cash Flows for the year ended June 30, 2001
And the period From August 19, 1999 (Inception) to June 30, 2001
Through December 31, 2000 ................................      12

Notes to Financial Statements............................       13

                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                   1780 S. Bellaire Street, Suite 500
                         Denver, Colorado 80210
                             (303) 782-0878

                       INDEPENDENT AUDITORS REPORT

Board of Directors
Oyster Creek Group Inc.
2400 Loop 35, #1502
Alvin, Texas 77511

Sirs:

I have audited the accompanying Balance Sheet of Oyster Creek Group Inc. (A Development Stage Enterprise) as of June 30, 2001 and 2000 and the Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended June 30, 2001 and for the period August 19, 1999 (Inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oyster Creek Group Inc. as of June 30, 2001, and the results of its operations and changes in its cash flows for the year ended June 30, 2001 and the period from August 19, 1999 (Inception) through June 30, 2000 in conformity with generally accepted accounting principles.


/S/ Janet Loss, C.P.A.
Janet Loss, C.P.A., P.C.

September 11, 2001
                         OYSTER CREEK GROUP INC.
                    (A DEVELOPMENT STATE ENTERPRISE)

             BALANCE SHEETS AS AT JUNE 30, 2001 AND FOR THE
          PERIOD AUGUST 18, 1999 (INCEPTION) TO JUNE 30, 2000.

                                 ASSETS

                                     JUNE 30, 2001     JUNE 30, 2000

CURRENT ASSETS                          $   0         $           0

TOTAL CURRENT ASSETS                        0                     0

OTHER ASSETS
          LICENSE RIGHTS                    0                     0

TOTAL OTHER ASSETS                          0                     0

TOTAL ASSETS                            $   0         $           0

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     DUE TO RELATED PARTY               1,200                 1,200

TOTAL CURRENT LIABILITIES               1,200                 1,200

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 AUTHORIZED, 4,500,000 ISSUED
     AND OUTSTANDING                    4,500                 4,500
     ADDITIONAL PAID-IN CAPITAL            75                    75
     DEEMED DIVIDEND RE: PURCHASE OF
     LICENSE RIGHTS                  (  2,000)             (  2,000)
     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE          (   3,775)             (  3,775)

TOTAL STOCKHOLDERS' EQUITY          (   1,200)          (     1,200)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $    0         $            0

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS
                         OYSTER CREEK GROUP INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

        STATEMENT OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2001
             AND FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                        THROUGH DECEMBER 31, 2000


                                        JUNE 30, 2001        JUNE 30, 2000

REVENUES
                                        $         0           $         0

OPERATING EXPENSES
LEGAL AND PROFESSIONAL FEES                       0                 3,365
OFFICE EXPENSES                                   0                   410

TOTAL OPERATING EXPENSES                          0                 3,775
NET LOSS FOR THE PERIOD                 ($        0)          ($    3,775)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                     4,500,000             4,500,000

NET LOSS PER SHARE                      ($     0.00)         ($      0.00)





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS
                          OYSTER CREEK GROUP LTD.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                    STATEMENT OF STOCKHOLDER'S EQUITY
               FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                          THROUGH JUNE 30, 2001


                                                  DEFICIT
                    COMMON STOCKS     ADDITIONAL  ACCUMULATED
                NUMBER OF  AMOUNT OF  PAID-IN     DURING THE    TOTAL
                SHARES     SHARES     CAPITAL     DEVELOPMENT   STOCKHOLDERS
                                                  STAGE         EQUITY
COMMON STOCK
ISSUED
FOR CASH,
AUGUST 20,      2500000   2500        75          0             2575
1999



COMMON STOCK
ISSUED FOR
LICENSE
RIGHTS, AUGUST  2000000  2000         0           0             2000
20, 1999



DEEMED
DIVIDEND
RE: LICENSE        0      0           0          (2,000)       (2000)
RIGHTS



NET LOSS FOR
THE PERIOD        0      0            0          (3,775)       (3775)

_______________________________________________________________
BALANCES
JUNE 30, 2001
                4500000  4500        75          (5,775)      (1,200)




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                         OYSTER CREEK GROUP LTD.
                    (A DEVELOPMENT STAGE ENTERPRISE)

         STATEMENT OF CASH FLOWS FOR THE YEAR ENDED JUNE 30,2001
             AND FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                          THROUGH JUNE 30, 2000



CASH FLOWS FROM (TO) OPERATIONS             JUNE 30, 2001  JUNE 30, 2000
    NET LOSS FOR THE PERIOD                    $     0       $     (3,775)
    NET INCREASE IN ACCOUNTS PAYABLE                 0              1,200

TOTAL CASH FLOWS FROM (TO) OPERATIONS                0             (2,575)

CASH FLOWS FROM (TO) INVESTMENT ACTIVITIES
    PURCHASE OF LICENSE RIGHTS                       0                  0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
    ISSUANCE OF COMMON STOCK                         0              4,575
     DEEMED DIVIDEND RE: PURCHASE
     OF LICENSE RIGHTS                               0             (2,000)

TOTAL CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                                 0              2,575

NET INCREASE (DECREASE IN CASH FOR THE PERIOD        0                  0

CASH BEGINNING OF THE PERIOD                         0                  0

CASH END OF THE PERIOD                               0                  0







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         OYSTER CREEK GROUP LTD.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO FINANCIAL STATEMENTS


                              JUNE 30, 2001

NOTE I - ORGANIZATION AND HISTORY NOTE I - ORGANIZATION AND HISTORY

The Company is a Nevada Corporation and the Company has been in the development stage since its formation on August 19, 1999.

The  Company's  only  activities have been  organizational,  directed  at
acquiring   its  principle  assets,  raising  its  initial  capital   and
developing its business plan.

NOTE II - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIESNOTE II B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DEVELOPMENT STAGE ACTIVITIES
The Company has been in the development stage since inception.

ACCOUNTING METHOD

The Company records income and expenses on the accrual method.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes cash on hand,
cash  on deposit, and highly liquid investments with maturities generally
of  three  months  or  less.   At  June 30,  2001,  there  were  no  cash
equivalents.


YEAR END
The Company has elected to have a fiscal year ended June 30th.


USE OF ESTIMATES
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of financial statements, as well as revenues and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ management believes that the estimates are reasonable.

NOTE III - RELATED PARTY TRANSACTIONS
Dorothy Mortenson is the wife of David R. Mortenson. David R. Mortenson is a principal in both David R. Mortenson and Associates and VitaMineralHerb.com. The Company has entered into an agreement made effective August 21, 1999 with David R. Mortenson & Associates (Grantor) to receive the rights to distribute the water treatment products developed by NW Technologies, Inc. for the State of Maryland and the District of Columbia. Minimum purchase requirements were $125,000 the first year and $175,000 the second year.

On August 23, 1999 the Company filed a Form D pursuant to section 3(b) of the Securities Act of 1933 and Rule 504 promulgated thereunder with the Securities and Exchange Commission registering the issuance of 200,000 shares of common stock to each of the ten general partners of David R. Mortenson and Associates, a Texas general Partnership. The shares were issued at a price of $0.001 per share being the par value per share for a total of $2,000 in exchange for the water remediation license. The water remediation license is recorded a cost of $0, being the original cost of the license to David R. Mortenson and Associates. The difference between the issue price of the shares and the cost of the license is recorded as a deemed dividend.

NOTE IV - SUBSEQUENT  EVENTS

In December, 1999 N.W. Technologies, Inc. unilaterally cancelled its contract with David Mortenson & Associates. Early in the year 2000 David Mortenson & Associates laid suit against N.W. Technologies, Inc. in Harris County Court, Texas.

In the opinion of management, the Company has no direct or indirect interest in the Texas lawsuit

In a letter dated January 5, 2000 David Mortenson & Associates suspended all present and future payments under the License Agreement until their dispute with N.W. Technologies is resolved.

Due to the dispute regarding the water remediation license, David R. Mortenson and Associates gave an additional license to the Company on February 14, 2000. The license is to distribute vitamins, minerals, herbs and other health products and supplements via the Internet. The license calls for a 10% add-on for all products purchased and an annual $500 website maintenance fee. The effective date of the License Agreement was February 14, 2000. The license is for an initial three years from the effective date and is automatically renewable unless either party to the license agreement gives ninety days written notice of non-renewal prior to expiration date. No amounts have been recorded in these financial statements regarding the granting of the license. David Mortenson and Associates have agreed to waive the $500 website maintenance fee until 2002.
ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND
FINANCIAL DISCLOSURES

There   have  been  no  changes  or  disagreements  with  the   Company's
independent outside auditor.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the registrant are as follows:

       Name              Age             Position Period of Service

J.P. Beehner             52              President and director since
                                         August 18,1999 (Inception)

Dorothy P. Mortenson     50              Secretary and Director since
                                         August 19, 1999 (inception).

The Directors of the Company hold office
The above directors will serve until the next annual meeting of the shareholders and until their successors have been elected and have qualified. There is no family relationship between any executive officer and director of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

During the year ended June 30, 2001, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.
No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.

ITEM      11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT


  (a)            Security ownership of certain beneficial owners

The following table sets forth information, as of September
30, 2000 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

                           Number of          Percent of
Name and Address           Shares
                           Owned              Class Owned

J.P. Beehner               1,250,000           27.78
PO Box 237
Alvin, TX 77512-2370

Dorothy  Mortenson
PO Box 5034
Alvin, TX 77512-5034       1,250,000           27.78

     David R. Mortenson*     200,000           04.45

All directors and
executive Officers as
a group (2 persons)        2,700,000           60.01

  *Mr. Mortenson is the husband of Dorothy A. Mortenson.   Mr.
  Mortenson Holds 200,000 shares of Common Stock representing 4.45% of the total shares issued and outstanding. His holdings should be considered to be beneficially owned by his wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

ITEM 13.  EXHIBITS AND REPORTS FOR FORM 8-K

There are no Exhibits or Reports on Form 8-K


SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:    /S/   J.P. Beehner             Date: August 30, 2001
             J.P. Beehner, Director and President