Form 10KSB/A
period 2001-08-31
OYSTER CREEK GROUP INC
filed 2001-09-19
CIK 1094918

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

              For the fiscal year ended June 30, 2001
                       Commission File No. 0-32279

                         OYSTER CREEK GROUP INC.

      Nevada                                            76-0616471
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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

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

An officer of the Registrant provides office facilities at 2400 Loop 35 #1502 Alvin,Texas77511. There is no charge for the use of these facilities. The Company maintains no other office and owns no real estate.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings in which the Company is involved.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2001.


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