Form 10QSB
period 2001-12-31
OYSTER CREEK GROUP INC
filed 2002-03-04
CIK 1094918

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 32279

                    OYSTER CREEK GROUP  INC.
 Exact name of small business issuer as specified in its charter

Nevada                                          76-0616471
(State or other jurisdiction of     I.R.S. Employer Identification No.
incorporation or organization)

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




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The un-audited financial statements for the quarter ended
December 31, 2001 are attached hereto as Exhibit A

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

                              OYSTER CREEK GROUP INC.


     Dated March 1, 2002                /S/ Dorothy A. Mortenson
                                    Dorothy A. Mortenson,
                              Secretary and Director



                            EXHIBIT A




                     OYSTER CREEK GROUP INC.



                      FINANCIAL STATEMENTS
                FOR THE THREE MONTH AND SIX MONTH
            PERIODS ENDING DECEMBER 31, 2001 AND 2000
                    (PREPARED BY MANAGEMENT)
                       OYSTER CREEK GROUP INC.

                            BALANCE SHEET
                       AS AT DECEMBER 31, 2001
                      (PREPARED BY MANAGEMENT)

                               ASSETS



CURRENT ASSETS                                         $          0
OTHER ASSETS
     LICENSE RIGHTS                                               0
TOTAL ASSETS                                                      0

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                        6,100

TOTAL CURRENT LIABILITIES                                  6,100
STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     4,500,000 SHARES ISSUED AND
            OUTSTANDING
4,500
            ADDITIONAL PAID-IN CAPITAL                         75

            DEEMED DIVIDEND RE: LICENSE RIGHTS
(2,000)

            DEFICIT ACCUMUILATED DURING
            THE DEVELOPMENT STAGE                          (8,675)
TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)                                          ( 6,100)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $      0


                         SEE ATTACHED NOTES





                       OYSTER CREEK GROUP INC.

                       STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS AND SIX MONTHS
              PERIODS ENDING DECEMBER 31, 2001 AND 2000


                                              THREE MONTHS       SIX MONTHS

                                               2000   2001       2001    2000


REVENUES                                      $0      $ 0      $   0      $ 0

OPERATING EXPENSES
     OFFICE EXPENSES AND FILING FEES           400      0       1,200       0
     LEGAL AND ACCOUNTING                      500      0       3,700       0


TOTAL OPERATING EXPENSES                       900      0       4,900       0

NET (LOSS) FOR THE PERIOD                     (900)     0      (4,900)      0

NET (LOSS) PER SHARE                          0.00   0.00        0.00    0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   4500000  4500000   4500000  4500000









                         SEE ATTACHED NOTES
                       OYSTER CREEK GROUP INC.

                       STATEMENT OF CASH FLOWS
                         FOR THE THREE MONTH
             PERIODS ENDING SEPTEMBER 30, 2001 AND 2000


                                             THREE MONTHS ENDED

                                                SEPTEMBER 30

                                                  2001        2000
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)                        $  (900)       $   0
     NET INCREASE INACCOUNTS PAYABLE              900            0

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                                0            0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                                0            0


NET INCREASE (DECREASE IN CASH                      0            0

CASH BEGINNING OF PERIOD                            0            0

CASH END OF PERIOD                                $ 0        $   0





                         SEE ATTACHED NOTES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            (Un-audited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC")requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2001 financial statements of Oyster Creek Group Inc. ("Registrant") included in the Form 10K SB filed with the SEC by the Registrant.

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

Due to related party - $6,100