Form 10QSB
period 2002-03-31
OYSTER CREEK GROUP INC
filed 2002-05-16
CIK 1094918

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 32279

                    OYSTER CREEK GROUP  INC.
 Exact name of small business issuer as specified in its charter

 Nevada                                         76-0616471
(State or other jurisdiction of                  I.R.S.Employer
incorporation or organization)                Identification No.


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




                             PART I

                      FINANCIAL INFORMATION

Item 1.       Financial Statements.

The financial statements for the quarter ended March 31, 2002 are attached hereto as Exhibit A

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

Liquidity and Capital Resources

Oyster Creek Group Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2002 reflects current assets of $ 0.00in the form of cash, and total assets of $ 0.00.
We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 5,200 to cover audit, financial statement preparation and filing fees.

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

                              OYSTER CREEK GROUP INC.


     Dated May 1, 2002                  /S/ Dorothy A. Mortenson
                                    Dorothy A. Mortenson,
                              Secretary and Director



                            EXHIBIT A




                     OYSTER CREEK GROUP INC.



                      FINANCIAL STATEMENTS
                      AS AT MARCH 31, 2002
                     (PREPARED BY MANAGEMENT)
                       OYSTER CREEK GROUP INC.

                            BALANCE SHEET
                        AS AT MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)

                               ASSETS



CURRENT ASSETS                                         $       0
OTHER ASSETS
     LICENSE RIGHTS                                            0
TOTAL ASSETS                                                   0

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                        6,100

TOTAL CURRENT LIABILITIES                                  6,100
STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     4,500,000 SHARES ISSUED AND
            OUTSTANDING                                    4,500
            ADDITIONAL PAID-IN CAPITAL                        75

            DEEMED DIVIDEND RE: LICENSE RIGHTS            (2,000)

            DEFICIT ACCUMUILATED DURING
            THE DEVELOPMENT STAGE                         (8,675)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (6,100)

TOTAL LIABILITIES ANDSTOCKHOLDERS' EQUITY             $        0


                         SEE ATTACHED NOTES







                       OYSTER CREEK GROUP INC.

                       STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS AND NINE MONTHS
               PERIODS ENDING MARCH 31, 2002 AND 2001


                                 THREE MONTHS       NINE MONTHS

                                 2002    2001       2002   2001


REVENUES                          $ 0    $  0        $ 0   $  0

OPERATING EXPENSES
 OFFICE EXPENSES AND FILING FEES    0       0       1,200     0
     LEGAL AND ACCOUNTING           0       0       3,700     0


TOTAL OPERATING EXPENSES            0       0       4,900     0

NET (LOSS) FOR THE PERIOD      (    0)      0      (4,900)    0

NET (LOSS) PER SHARE        $    0.00 $  0.00    $   0.00   $0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING    4,500,000 4,500,000  4,500,000 4,500,000









                         SEE ATTACHED NOTES
                       OYSTER CREEK GROUP INC.

                       STATEMENT OF CASH FLOWS
                         FOR THE NINE MONTH
                PERIOD ENDING MARCH 31, 2002 AND 2001


                                               NINE MONTHS ENDED
                                                 MARCH 31
                                             2001       2000
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)                  $  (   900)     $  0
     NET INCREASE INACCOUNTS PAYABLE           900         0

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                             0         0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                             0         0

NET INCREASE (DECREASE IN CASH                   0         0

CASH BEGINNING OF PERIOD                         0         0

CASH END OF PERIOD                         $     0    $    0





                         SEE ATTACHED NOTES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      (PREPARED BY MANAGEMENT)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances payable to an officer and shareholder of Registrant represent advances, unsecured and bearing no interest and due on demand $ 6,100

Due to related party - $6,100