Form 10KSB/A
period 2002-03-31
OYSTER CREEK GROUP INC
filed 2002-09-20
CIK 1094918

U.S. Securities and Exchange Commission
                        Washington, DC 20549

                           FORM 10 K SB/A

   [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE
                             ACT OF 1934

               For the fiscal year ended June 30, 2002

                     Commission File No. 0-32281

                       OYSTER CREEK GROUP INC.

  Nevada                                     98-0219157
     (State or other jurisdiction of       (IRS Employer
     incorporation or organization)     Identification Number)

                      5577 CR 203, Liverpool TX           77577
               (Address of principal executive office)  (Zip code)

           Issuer's telephone number:      (281) 331-5580

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

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a
specific date within the past 60 days.  As of JUNE 30, 2002:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,500,000 SHARES COMMON STOCK

This Form 10K SB consists of 21 pages.
                          TABLE OF CONTENTS

                      FORM 10K SB ANNUAL REPORT

                       OYSTER CREEK GROUP INC.

Page
PART I

Item   1  Description of Business ...................................1

Item   2       Description of
          Property...................................................4
Item   3       Legal
          Proceedings................................................4
Item   4       Submission of Matters to a Vote of Security
          Shareholders...............................................5

PART II

Item   5       Market for the Registrant's Common Equity and
               related Stockholder Matters...........................6
Item   6       Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............6
Item   7       Financial
          Statements.................................................7
Item   8       Changes in and Disagreements on Accounting
          and Financial Disclosure..................................16

PART III

Item   9       Directors, Executive Officers, Promoters and Control
               persons, Compliance with Section 16(a) of the Exchange Act..16
Item 10        Executive Compensation......................................17
Item 11        Security Ownership of Certain Beneficial Owners and
               Management..................................................17
Item 12        Certain Relationships and Related Transactions..............18
Item 13        Exhibits and Reports on Form 8-K............................18

Signatures.................................................................19




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

Oyster Creek (and its customers) will have access to all products offered on the VitaMineralHerb.com website, as well as the ability to order custom-formulated and custom-labeled products.
VitaMineralHerb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to VitaMineralHerb.com and a profit for Oyster Creek

The vitamin, supplement, mineral and alternative health product market

In recent years, a growing awareness of vitamins, herbs, and other dietary supplements by the general public has created a whole new segment in the field of medicine and health care products. According to Jupiter Communications, online sales of such products are expected to be $434 million in the year 2003, up from $1 million in 1998. Oyster Creek believes that several factors are driving this growth, including a rapidly growing segment of the population that is concerned with aging and disease. There is also a growing interest in preventative health care, favorable consumer attitudes toward alternative health products and a favorable regulatory statute, the Dietary Supplement Health and Education Act of 1994.

The electronic commerce industry is new, rapidly evolving and intensely competitive, and Oyster Creek expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

Our competitors can be divided into several groups including:

- traditional vitamins, supplements, minerals and alternative health products retailers;
- the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;
- online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and alternative health products;
- independent online retailers specializing in vitamins, supplements, minerals and alternative health products;
- mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and
- direct sales organizations, retail drugstore chains, health food store merchants, mass market retail chains and various manufacturers of alternative health products.

Many of our potential competitors have longer operating histories, larger customer or user base, greater brand recognition and significantly greater financial, marketing and other resources than we have. Even if we sell all of the 1,000,000 common shares being offered by us in this offering, we would only have a maximum of $50,000 in working capital and therefore would probably continue at a competitive advantage with respect to established companies. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases.

Competitors have and may continue to have aggressive pricing policies and devote substantially more resources to website and systems development than Oyster Creek does. Increased competition may result in reduced operating margins and loss of market share.

We believe that the principal competitive factors in its market are:

-    ability to attract and retain customers;
-    variety of product selection;
-    product pricing;
-    ability to customize products and labeling;
-    quality and responsiveness of customer service.

We believe that we can compete favorably on these points. However, we will have no control over how successful our competitors are in addressing these factors. In addition Oyster Creek online competitors can duplicate many of the products or services offered on the VitaMineralHerb.com site.

We believe that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding.

- Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.
- Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.
- Lack of customer loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive.
- the multilevel structure of some marketing organizations mandates high prices.

As a result we believe there is significant unmet demand for a shopping channel like that of VitaMineralHerb.com that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

We hope to attract and retain consumers through the following key attributes of our business:

- Broad Expandable Product Assortment. Oyster Creek product selection is substantially larger than that offered by store-based retailers.
- Low Product Prices. Product prices can be kept low due to volume purchases through Oyster Creek's affiliation with
  VitaMineralHerb.com and other licensees.   Having no inventory,
  warehouse space and the need for limited administration will also make our prices lower. All products are shipped from Alta Natural herbs & Supplements Ltd. inventory.
- Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.
- Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.

Regulatory Environment

The manufacturing, processing, formulating, packaging, labeling and advertising of the products Oyster Creek sells will be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the- counter or homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or "adulterated" or "misbranded" products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products; adverse publicity; and "voluntary" recalls and labeling changes.

Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded". A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling.

The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an affect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

The Food, Drug, and Cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition
Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and
Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements.

With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients.

Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration pre-approval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe.

Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be non-compliant, the seizure of such products and criminal prosecution.

The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute "labeling" and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that "statements of nutritional support" also referred to as "structure/function claims" may be used in dietary supplement labeling without Food and Drug Administration pre-approval, provided certain requirements are met.

These statements may describe how particular dietary ingredients affect the structure or function of the body, or how a dietary ingredient may affect body structure or function, but may not state a drug claim. Here is an example: a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use.

It is possible that the statements presented in connection with product descriptions on VitaMineralHerb.com site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of our suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, VitaMineralHerb.com may have to remove some statements or products from its site or modify these statements, names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with Oyster Creek marketing of products and could cause us to incur significant additional expenses such as for repackaging and reformulation.

In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores.

The extent to which this provision may be used by online retailers is not yet clear, and we cannot assure you that all pieces of "third party literature" that may be put out in connection with the products Oyster Creek offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could make that product an unapproved drug or a "misbranded" product, and may be exposing us to enforcement action by the Food and Drug Administration. This could require the removal of the non-compliant literature from the VitaMineralHerb.com website or the modification of Oyster Creek selling methods. This could interfere with the marketing of that product and cause us to incur significant additional expenses.

Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administration's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of that Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future.

Two areas in particular that pose potential regulatory risks are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.

In addition to the regulatory situation under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and it has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet.

The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media.

The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative, "Operation Cure-All" targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.

Oyster Creek cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it say what effect additional governmental regulations or administrative orders would have on its business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, we cannot be sure that the current laws and regulations concerning dietary supplements will remain less restrictive.

The manufacturing, processing, formulating, packaging, labeling and advertising of the products Oyster Creek sells may also be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.


Regulation of the Internet.

In general, existing laws and regulations apply to the Internet. The exact manner in which these laws and regulations affect the Internet is sometimes uncertain. Most of these laws were adopted prior to the Internet and do not address the unique issues of the Internet or electronic commerce.

Numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection on the Internet. Due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations could be passed. These new laws and regulations could cover issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the way existing laws and regulations apply to the Internet may slow the growth of Internet use and result in a decline in Oyster Creek sales.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and some states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially affect growth and have a negative affect on our business.

Employees

Oyster Creek is a development stage company and currently has no employees. Oyster Creek is currently managed by Robert Foo and Samuel Lau, its officers and directors. We look to them for their management and financial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future other than sales people to set up accounts.


ITEM 2.  DESCRIPTION OF PROPERTY

An officer of the Registrant provides office facilities at 5577 CR 203, Liverpool, TX 77577. There is no charge for the use of these facilities. The Company maintains no other office and owns no real estate.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings in which the Company is involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2002.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Oyster Creek Group Inc. is a development stage company that is still in the beginning stages of implementing its business plan. No market currently exists for the common stock. Upon completion of all or part of the offering of common shares contained in the registration statement currently underway, it is the intention of the Company to apply for a trading symbol and a listing to have its shares quoted on the Over-the-Counter Bulletin Board. There can be no assurance that any part of this offering will be subscribed to and if all or part of the offering is subscribed to, that the request of Oyster Creek Group Inc. to have the price of its stock quoted on the Over-the-Counter Bulletin Board will be granted.

Oyster Creek Group Inc. has paid no dividends to date and management does not anticipate the declaring of dividends in the foreseeable future.

On August 19, 1999, Oyster Creek issued 2,500,000 shares of common stock to J. P. Beehner and Dorothy Mortenson, our officers and directors, as founders' shares in return for the time, effort and expenditures to organize and form the corporation. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. On August 20, 1999 Oyster Creek issued 200,000 shares of common stock each to ten individuals: David R. Mortenson, Roy Donovan Hinton, Jr., Marie M. Charles, George R. Quan, Joshua D. Smetzer, William J. Pierson, Gail Gessert, Gregory L. Bauska, Russell Linnell, and Joshua
J. Mortenson - for a total of 2,000,000 shares in return for the water treatment rights for that portion of the state of Florida lying south of State Highway 70 and the development of the business plan. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. All of the shares described in this paragraph were issued to a small number of sophisticated or accredited investors who were active in our business and had thorough knowledge concerning us. All issued shares bear a restrictive legend and were sold pursuant to a letter of intent.

Rule 144 Shares

Of the shares issued and described above, 2,045,000 shares are available to be sold to the public in accordance with the volume and trading limitations of Rule 144. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case, will equal approximately 45,000 shares as of the date of this report; or

2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this report, persons who are our affiliates hold 45,000 of the 2,045,000 shares that may be sold pursuant to Rule 144.


     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

Liquidity and Capital Resources.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $4,575 from its inside capitalization funds and a $6,750 loan from a related party. Consequently, the Company's balance sheet for the years ended June 30, 2002 and 2001 and for the period of August 18, 1999 (inception) through June 30, 2002 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from August 19, 1999 (inception) through June 30, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of it principal assets and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

     Need for Additional Financing.

If sufficient capital is not available to accomplish those things we will have to obtain additional financing through an additional offering, private or public, bank borrowing or through capital contributions by current shareholders. No commitments to provide additional funds have been made by management or shareholders. You cannot be sure that any additional funds will be available on terms
acceptable to Oyster Creek Group Inc. or at all.   We expect to begin
earning revenues shortly after a sales force is in place but there can be no assurance of this.


ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements for the years ended June 30, 2002 and 2001 and for the period August 19, 1999 (Inception)through June 30, 2002 follow.
                       OYSTER CREEK GROUP INC.

                  (A DEVELOPMENT STAGE ENTERPRISE)















                            AUDIT REPORT

                            JUNE 30, 2002

















                      Janet Loss, C.P.A., P.C.
                     Certified Public Accountant
                 1780 S. Bellaire Street, Suite 500
                       Denver, Colorado 80222
                       OYSTER CREEK GROUP INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

     INDEX TO FINANCIAL STATEMENTS INDEX TO FINANCIAL STATEMENTS


                          TABLE OF CONTENTS


ITEM                                                                  PAGE

Report of Certified Public Accountant..................................   8

Balance Sheets, June 30, 2002 and 2001..................................  9

Statements of Operations, for the years ended June 30, 2002 and 2001
And for the period August 19, 1999 (Inception) Through June 30, 2002.....10

Statement of Stockholders' Equity (Deficit), August 19, 1999
(Inception) Through June 30,2002........................................ 11

Statements of Cash Flows for the years ended June 30, 2002 and 2001
And the period From August 19, 1999 (Inception) to June 30, 2002........ 12
Through December 31, 2000 ................................
Notes to Financial Statements..... ..................................... 13

                      Janet Loss, C.P.A., P.C.
                     Certified Public Accountant
                 1780 S. Bellaire Street, Suite 500
                       Denver, Colorado 80210
                           (303) 782-0878

                     INDEPENDENT AUDITORS REPORT

Board of Directors
Oyster Creek Group Inc.
5577 C.R. 203
Liverpool, Texas 77577

Sirs:

I have audited the accompanying Balance Sheets of Oyster Creek Group Inc. (A Development Stage Enterprise) as at June 30, 2002 and 2001 and the Statements of Operations and Cash Flows for the years ending June 30, 2002 and 2001 and for the period from August 19, 1999 (inception through June 30, 2002 and the Statement of Stockholders' Equity for the period August 19, 1999 (Inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oyster Creek Group Inc. as of June 30, 2002 and 2001; the results of its operations and changes in its cash flows for the years ended 2002 and 2001 and for the period from August 19, 1999 through June 30, 2002 and the Statement of Stockholders' Equity for the period from August 19, 1999 (Inception) through June 30, 2002 in conformity with generally accepted accounting principles.


/S/ Janet Loss, C.P.A.
Janet Loss, C.P.A., P.C.

September 3, 2002




                       OYSTER CREEK GROUP INC.
                  (A DEVELOPMENT STATE ENTERPRISE)

             BALANCE SHEETS AS AT JUNE 30, 2002 AND 2001


                               ASSETS


                                              JUNE 30, 2002     JUNE 30, 2001

CURRENT ASSETS                              $           0      $           0

TOTAL CURRENT ASSETS                                    0                  0

TOTAL ASSETS                                $           0      $           0


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     DUE TO RELATED PARTY                           6,750              1,200

TOTAL CURRENT LIABILITIES                           6,750              1,200

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 AUTHORIZED, 6,500,000 ISSUED
     AND OUTSTANDING                                4,500              4,500
     ADDITIONAL PAID-IN CAPITAL                        75                 75
     DEEMED DIVIDEND RE:
       LICENSE RIGHTS                              (2,000)            (2,000)
     DEFICIT ACCUMULATED
     DURING THE DEVELOPMENT STAGE                  (9,325)        (    3,775)

TOTAL STOCKHOLDERS' EQUITY                       (  6,750)        (    1,200)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $       0         $        0





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                             STATEMENTS
                       OYSTER CREEK GROUP INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2002
       AND 2001 AND FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                        THROUGH JUNE 30, 2002


                                                       INCEPTION
                                                       THROUGH
                              JUNE 30, 2002    JUNE 30, 2001     JUNE 30, 2002


REVENUES                        $  0            $     0            $     0

OPERATING EXPENSES
  LEGAL AND PROFESSIONAL FEES    4,300                0              7,665
  OFFICE EXPENSES                1,250                0              1,660

TOTAL OPERATING EXPENSES         5,550                0              9,325

NET LOSS FOR THE PERIOD     $  ( 5,550)  $  (         0)          $ (9,325)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING         4,500,000          4,500,000         4,500,000

NET LOSS PER SHARE         $ (     0.00)         $ (  0.00)        $ (  0.00)





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                             STATEMENTS
                       OYSTER CREEK GROUP INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF STOCKHOLDER'S EQUITY
             FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                        THROUGH JUNE 30, 2002


                                                  DEFICIT
                   COMMON STOCKS      ADDITIONAL
                                                  ACCUMULATED
                NUMBER OF  AMOUNT OF  PAID-IN     DURING THE    TOTAL
                SHARES     SHARES     CAPITAL     DEVELOPMENT   STOCKHOLDERS
                                                  STAGE         EQUITY
COMMON STOCK
ISSUED
FOR CASH,
AUGUST 20,      2,500,000  2,500      75          0             2,575
1999



COMMON STOCK
ISSUED FOR
LICENSE
RIGHTS, AUGUST  2,000,000  2,000       0          0             2,000
20, 1999



DEEMED
DIVIDEND
RE: LICENSE        0          0        0          (2,000)       (2,000)
RIGHTS



NET (LOSS) FOR
THE PERIOD         0          0        0          (3,775)       (3,775)

_______________________________________________________________
BALANCES
JUNE 30,
2001         4,500,000     4,500       75          (5,775)      (1,200)




NET (LOSS)
FOR THE
PERIOD             0         0          0          (5,550)       (5,550)

_____________________________________________________________________

BALANCES
JUNE 30,
2002         4,500,000     4,500        75         (11,325)      (6,750)



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                             STATEMENTS
                       OYSTER CREEK GROUP INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
              JUNE 30, 2002 AND 2001 AND FOR THE PERIOD
          AUGUST 19, 1999 (INCEPTION) THROUGH JUNE 30, 2002


                                                INCEPTION
                                   JUNE 30,2002  JUNE 30,2001  TO JUNE 30,2002
CASH FLOWS FROM (TO) OPERATIONS
  NET LOSS FOR THE PERIOD             (5,550)    (       0)          ( 9,325)
   NET INCREASE IN ACCOUNTS PAYABLE    5,550             0             6,750

TOTAL CASH FLOWS FROM (TO)
OPERATIONS                        (       0)          (  0)           (2,575)

CASH FLOWS FROM (TO)
INVESTMENT ACTIVITIES                      0             0                 0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES
 ISSUANCE OF COMMON STOCK                  0             0             4,575
  DEEMED DIVIDEND RE: PURCHASE
     OF LICENSE RIGHTS                     0             0            (2,000)

TOTAL CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                       0             0             2,575

NET INCREASE (DECREASE)
IN CASH FOR THE PERIOD                     0             0             0

CASH BEGINNING OF THE PERIOD               0             0             0

CASH END OF THE PERIOD                     0             0             0






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                             STATEMENTS
                       OYSTER CREEK GROUP INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS


                            JUNE 30, 2002

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

NOTE II - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIESNOTE II B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE ACTIVITIES
DEVELOPMENT STAGE ACTIVITIES
The Company has been in the development stage since inception.

ACCOUNTING METHOD

The Company records income and expenses on the accrual method.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes cash on hand, cash on deposit, and highly liquid investments with maturities generally of three months or less. At June 30, 2002, there were no cash equivalents.


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

In September 2001 David Mortenson and Associates reached an out-of-court settlement with N.W. Technologies. Terms of the settlement were not disclosed.


ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES

There have been no changes or disagreements with the Company's independent outside auditor.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the registrant are as follows:

      Name                 Age            Position
Period of Service

J.P.  Beehner              52         President        President  and
                                                       director since
                                                       August 18,  1999
                                                       (Inception)

Dorothy P. Mortenson       50         Secretary        Secretary and
                                                       Director since
                                                       August 19, 1999
                                                       (inception).

The above directors will serve until the next annual meeting of the  shareholders and until their successors have been  elected  and
have  qualified.   There  is  no  family  relationship  between  any
executive officer and director of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

During the year ended June 30, 2002, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

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

ITEM      11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT


  (a)            Security ownership of certain beneficial owners

The following table sets forth information, as of June 30, 2002; persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

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

          NA

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         By:    /S/   J.P. Beehner         Date:  September 5, 2002
      J.P. Beehner, Director and President

ATTEST:   /S/ Dorothy Mortenson            Date:  September 5, 2002
      Dorothy Mortenson, Director and Secretary