Form 10QSB
period 2002-09-30
OYSTER CREEK GROUP INC
filed 2003-06-11
CIK 1094918

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.




        FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS
               ENDING SEPTEMBER 30, 2002 AND 2001
                    (PREPARED BY MANAGEMENT)
                     OYSTER CREEK GROUP INC.

                         BALANCE SHEETS
                AS AT SEPTEMBER 30, 2002 AND 2001


                             ASSETS

CURRENT ASSETS                               $         0


TOTAL ASSETS                                           0


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                7,300

TOTAL CURRENT LIABILITIES                          7,300

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     4,500,000 SHARES ISSUED AND
            OUTSTANDING                            4,500
     ADDITIONAL PAID-IN
     CAPITAL                                          75

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                               (2,000)
     DEFICIT ACCUMUILATED DURING
     THE DEVELOPMENT STAGE                        (9,875)
TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)                                (  7,300)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $          0


             SEE ATTACHED NOTES TO THESE STATEMENTS





                     OYSTER CREEK GROUP INC.

                     STATEMENT OF OPERATIONS
                       FOR THE THREE MONTH
           PERIODS ENDING SEPTEMBER 30, 2002 AND 2001

                                      THREE MONTHS ENDED
                                          SEPTEMBER 30
                                           2002       2001

REVENUES                              $       0    $     0
OPERATING EXPENSES

     OFFICE EXPENSES AND FILING FEES        150        800
     LEGAL AND ACCOUNTING                   400      3,200


TOTAL OPERATING EXPENSES                    550      4,000

NET (LOSS) FOR THE PERIOD               (   550)    (4,000)

NET (LOSS) PER SHARE                  $    0.00     $ 0.00


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              4,500,000   4,500,000













             SEE ATTACHED NOTES TO THESE STATEMENTS
                     OYSTER CREEK GROUP INC.

                     STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTH
           PERIODS ENDING SEPTEMBER 30, 2002 AND 2001

                                     THREE MONTHS ENDED
                                         SEPTEMBER 30
                                      2002        2001


CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)            $  (  550)      $(4,000)
     NET INCREASE IN
     ACCOUNTS PAYABLE                   550         4,000

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                      0             0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                      0             0


NET INCREASE (DECREASE IN CASH            0             0

CASH BEGINNING OF PERIOD                  0             0

CASH END OF PERIOD              $         0      $      0







             SEE  ATTACHED NOTES TO THESE STATEMENTS











             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2002 financial statements of Oyster Creek Group Inc. ("Registrant") included in the Form 10K SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances payable to an officer and shareholder
of Registrant represent advances, unsecured,
bearing no interest and due on demand                      $   7,300


























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

Liquidity and Capital Resources

Oyster Creek Group Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2001 reflects current assets of $ 0.00in the form of cash, and total assets of $ 0.00.
We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 7,300 to cover audit, financial statement preparation and filing fees.

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

                              OYSTER CREEK GROUP INC.


     Dated June 10, 2003                /S/ Dorothy A. Mortenson
                                   Dorothy A. Mortenson,
                              Secretary and Director