Form 10QSB
period 2002-12-31
OYSTER CREEK GROUP INC
filed 2003-06-11
CIK 1094918

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2002

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

                          BALANCE SHEET
                     AS AT DECEMBER 31, 2002
                    (PREPARED BY MANAGEMENT)

                             ASSETS



CURRENT ASSETS                                         $0
OTHER ASSETS
     LICENSE RIGHTS                                     0
TOTAL ASSETS                                            0

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                     7,875

TOTAL CURRENT LIABILITIES                               7,875

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     4,500,000 SHARES ISSUED AND
            OUTSTANDING                                 4,500
            ADDITIONAL PAID-IN CAPITAL                  75

            DEEMED DIVIDEND RE: LICENSE RIGHTS
(2,000)

            DEFICIT ACCUMUILATED DURING
            THE DEVELOPMENT STAGE                       (10,450)
TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)                                      (  7,875)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $         0


                       SEE ATTACHED NOTES





                     OYSTER CREEK GROUP INC.

                     STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS AND SIX MONTHS
            PERIODS ENDING DECEMBER 31, 2002 AND 2001


                                 THREE MONTHS       SIX MONTHS

                                   2002  2001      2002       2001


REVENUES                        $   0    $  0       $  0      $  0

OPERATING EXPENSES
 OFFICE EXPENSES AND FILING FEES    275    400       425       1,200
     LEGAL AND ACCOUNTING           300    500       700       3,700


TOTAL OPERATING EXPENSES            575    900       1,125     4,900

NET (LOSS) FOR THE PERIOD        (  575)  (900)     (1,125)   (4,900)

NET (LOSS) PER SHARE           $    0.00  $0.00    $  0.00    $  0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING        4500000  4500000  4500000    4500000









                       SEE ATTACHED NOTES
                     OYSTER CREEK GROUP INC.

                     STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTH PERIODS
               ENDING SEPTEMBER 30, 2002 AND 2001



                                         2002        2001
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)              $  ( 1,125)   $  (   900)
     NET INCREASE INACCOUNTS PAYABLE     1,125           900

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                         0              0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                         0              0


NET INCREASE (DECREASE IN CASH               0              0

CASH BEGINNING OF PERIOD                     0              0

CASH END OF PERIOD                          $0          $   0





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

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances payable to an officer and shareholder
of Registrant represent advances, unsecured,
bearing no interest and due on demand                 $7,875


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

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 7,875 to cover audit, financial statement preparation and filing fees.

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