Form 10QSB
period 2003-03-30
OYSTER CREEK GROUP INC
filed 2003-06-11
CIK 1094918

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

                Commission file Number 0 - 32279

                    OYSTER CREEK GROUP  INC.
 Exact name of small business issuer as specified in its charter

 Nevada                                   76- 0616471
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

                             PART I

                      FINANCIAL INFORMATION

Item 1.       Financial Statements.




                      FINANCIAL STATEMENTS
                      AS AT MARCH 31, 2003
                     (PREPARED BY MANAGEMENT)
                     OYSTER CREEK GROUP INC.

                          BALANCE SHEET
                      AS AT MARCH 31, 2003
                    (PREPARED BY MANAGEMENT)

                             ASSETS



CURRENT ASSETS                                         $0
OTHER ASSETS
     LICENSE RIGHTS                                     0
TOTAL ASSETS                                            0

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                     8,425

TOTAL CURRENT LIABILITIES                               8,425
STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     4,500,000 SHARES ISSUED AND
            OUTSTANDING                                 4,500
            ADDITIONAL PAID-IN CAPITAL                     75

            DEEMED DIVIDEND RE: LICENSE RIGHTS         (2,000)

            DEFICIT ACCUMUILATED DURING
            THE DEVELOPMENT STAGE                     (11,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (  8,425)

TOTAL LIABILITIES ANDSTOCKHOLDERS' EQUITY          $        0


                       SEE ATTACHED NOTES







                     OYSTER CREEK GROUP INC.

                     STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS AND NINE MONTHS
             PERIODS ENDING MARCH 31, 2003 AND 2002


                                      THREE MONTHS       NINE MONTHS

                                     2002     2001    2002       2001


REVENUES                             $  0      $ 0     $ 0        $ 0

OPERATING EXPENSES
     OFFICE EXPENSES AND FILING FEES   250       0      675      1,200
     LEGAL AND ACCOUNTING              300       0    1,000      3,700


TOTAL OPERATING EXPENSES               550       0    1,675      4,900

NET (LOSS) FOR THE PERIOD           (  550)      0   (1,675)    (4,900)

NET (LOSS) PER SHARE              $   0.00   $ 0.00  $ 0.00     $  0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          4500000    4500000  4500000  4500000









                       SEE ATTACHED NOTES
                     OYSTER CREEK GROUP INC.

                     STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTH
              PERIOD ENDING MARCH 31, 2003 AND 2002


                                          NINE MONTHS ENDED
                                              MARCH 31
                                              2003       2002
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)                  $  (  1,675)   $ (  900)
     NET INCREASE INACCOUNTS PAYABLE  \21     1,675         900

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                              0           0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                              0           0


NET INCREASE (DECREASE IN CASH                    0           0

CASH BEGINNING OF PERIOD                          0           0

CASH END OF PERIOD                              $ 0        $  0





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

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances payable to an officer and shareholder of Registrant represent advances, unsecured and bearing no interest and due on demand - $8,425



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

Liquidity and Capital Resources

Oyster Creek Group Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2002 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 8,425 to cover audit, financial statement preparation and filing fees.

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