Form 10QSB/A
period 2001-03-31
OYSTER CREEK GROUP INC
filed 2004-07-14
CIK 1094918

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB / A

     [X] AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

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


        #400 - 601 W. Broadway, Vancouver, BC, Canada, V5Z 4C2
             (Address of principal executive office)

                         (604) 675-6930
                    Issuer's telephone number


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


              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the
       Issuer's common equity as of the last practicable date:
                         4,500,000 shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X

Page 1

                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       Unaudited financial statements for the quarter ended
       March 31, 2001 are attached hereto as Exhibit A

Item 2.

(a)Management's Discussion and Analysis or Plan of Operation

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

As a licensee of VitaMineralHerb.com, Oyster Creek Group eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling Oyster Creek Group to focus strictly on marketing and sales. Oyster Creek Group plans to target health and fitness professionals in South Florida who wish to offer health and fitness products to their customers.

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

Liquidity and Capital Resources

Oyster Creek Group Inc. remains in the development stage and, since inception, has experienced small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2001 reflects

Page 2

current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

We will carry out our plan of business as discussed above.

We believe that our existing capital will be insufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $1,200 to cover audit, financial statement preparation and filing fees.

There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to commercialize its business. There after the Company's needs for additional financing are likely to increase substantially.

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







Page 3
                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              OYSTER CREEK GROUP INC.


     Dated July 6, 2004        /S/ Dorothy A. Mortenson
                                    Dorothy A. Mortenson,
                                    Secretary and Director



                            EXHIBIT A




                     OYSTER CREEK GROUP INC.








         FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD
   ENDING MARCH 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)
                     OYSTER CREEK GROUP INC.

                         BALANCE SHEETS
           AS AT MARCH 31, 2001 AND DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)

                             ASSETS

                                   MARCH               DECEMBER
                                   31, 2001            31, 2000
                                   UNAUDITED           AUDITED

CURRENT ASSETS                      $   0         $        0

OTHER ASSETS
     LICENSE RIGHTS                     0                  0

TOTAL ASSETS                            0                  0




Page 4
              LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:
     DUE TO RELATED PARTY           1,200              1,200

TOTAL CURRENT ASSETS                1,200              1,200

STOCKHOLDERS' EQUITY:
    COMMON STOCK, $0.001 PAR VALUE;
    25,000,000 SHARES AUTHORIZED,
    4,500000 ISSUED AND OUTSTANDING 4,500              4,500
    ADDITIONAL PAID-IN CAPITAL         75                 75
    DEEMED DIVIDEND RE:
    PURCHASE OF LICENSE RIGHTS     (2,000)            (2,000)
    DEFICIT ACCUMULATED DURING
    THE DEVELOPMENT STAGE         ( 3,775)           ( 3,775)

TOTAL STOCKHOLDERS' EQUITY         (1,200)            (1,200)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $0              $   0




                     OYSTER CREEK GROUP INC.

                    STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001
          AND FOR THE PERIOD ENDING DECEMBER, 31, 2000
                    (PREPARED BY MANAGEMENT)

                                   MARCH            DECEMBER
                                   31, 2001         31, 2000
                                   UNAUDITED        AUDITED

REVENUES:                            $  0              $  0

OPERATING EXPENSES:
 PROFESSIONAL FEES                      0             3,365
 OFFICE EXPENSE                         0               410

TOTAL OPERATING EXPENSES                0             3,775

NET (LOSS) FOR THE PERIOD              (0)           (3,775)

NET (LOSS) PER SHARE           $    (0.00)      $     (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING       4,500,000         4,500,000

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2001.

Advances payable to an officer and shareholder, of Registrant represent advances, unsecured, bearing no interest and due
on demand      $1,200

Due to related parties                  $1,200