Form 10QSB/A
period 2001-09-30
OYSTER CREEK GROUP INC
filed 2004-07-14
CIK 1094918

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

                Commission file Number 0 - 32279

                    OYSTER CREEK GROUP  INC.
 Exact name of small business issuer as specified in its charter

Nevada                                       76-0616471
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


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

Item 2.   (a)Management's Discussion and Analysis or Plan of
             Operation.

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

 As a licensee of VitaMineralHerb.com, Oyster Creek Group eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling Oyster Creek Group to focus strictly on marketing and sales. Oyster Creek Group plans to target healthand fitness professionals in South Florida who wish to offer health and fitness products to their customers.

Oyster Creek Group (and its customers) will have access to all products offered on the VitaMineralHerb.com website, as well as the ability to order custom-formulated and custom-labeled products. VitaMineralHerb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to VitaMineralHerb.com and a profit for Oyster Creek Group.


          (b)Management's discussion and analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

Oyster Creek Group Inc. remains in the development stage and, since inception, has experienced small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2001

Page 2

reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act.
As a result, a related party to date has advanced a total of $ 5,200 to cover audit, financial statement preparation and filing fees.

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

                              OYSTER CREEK GROUP INC.


     Dated July 6, 2004             /S/ Dorothy A. Mortenson
                                            Dorothy A. Mortenson,
                                            Secretary and Director
Page 3


                            EXHIBIT A




                     OYSTER CREEK GROUP INC.






        FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS
               ENDING SEPTEMBER 30, 2001 AND 2000
                    (PREPARED BY MANAGEMENT)
                     OYSTER CREEK GROUP INC.

                         BALANCE SHEETS
                AS AT SEPTEMBER 30, 2001 AND 2000


                             ASSETS

                         SEPTEMBER 30, 2001  SEPTEMBER 30, 2000

CURRENT ASSETS                     $   0         $   0

OTHER ASSETS
     LICENSE RIGHTS                    0             0

TOTAL ASSETS                           0             0


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                     5,200              1,200

TOTAL CURRENT LIABILITIES               5,200              1,200
STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     4,500,000 ISSUED AND OUTSTANDING   4,500              4,500
     ADDITIONAL PAID-IN CAPITAL            75                 75
     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                    (2,000)            (2,000)
     DEFICIT ACCUMUILATED DURING
     THE DEVELOPMENT STAGE             (7,775)            (3,775)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   (5,200)            (1,200)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $  0               $  0
Page 4

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

OPERATING EXPENSES:
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