Form 10QSB/A
period 2001-12-31
OYSTER CREEK GROUP INC
filed 2004-07-14
CIK 1094918

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

Liquidity and Capital Resources

Oyster Creek Group Inc. remains in the development stage and, since inception, has experienced small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2001 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.
Page 2

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act.
As a result, a related party to date has advanced a total of $ 6,100 to cover audit, financial statement preparation and filing fees.

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


     Dated July 6, 2004                /S/ Dorothy A. Mortenson
                                    Dorothy A. Mortenson,
                              Secretary and Director



Page 3
                            EXHIBIT A




                     OYSTER CREEK GROUP INC.



                      FINANCIAL STATEMENTS
                FOR THE THREE MONTH AND SIX MONTH
            PERIODS ENDING DECEMBER 31, 2001 AND 2000
                    (PREPARED BY MANAGEMENT)
                     OYSTER CREEK GROUP INC.

                            BALANCE SHEET
                       AS AT DECEMBER 31, 2001
                      (PREPARED BY MANAGEMENT)

                               ASSETS



CURRENT ASSETS                                         $          0
OTHER ASSETS
     LICENSE RIGHTS                                               0
TOTAL ASSETS                                                      0

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                         6,100

TOTAL CURRENT LIABILITIES                                   6,100
STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 AUTHORIZED,
     4,500,000 ISSUED AND OUTSTANDING                 4,500
     ADDITIONAL PAID-IN CAPITAL                                75
     DEEMED DIVIDEND RE: LICENSE RIGHTS              (2,000)
     DEFICIT ACCUMUILATED DURING
     THE DEVELOPMENT STAGE                                 (8,675)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (6,100)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $      0


                         SEE ATTACHED NOTES





Page 4
                       OYSTER CREEK GROUP INC.

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



























Page 5
                         SEE ATTACHED NOTES
                       OYSTER CREEK GROUP INC.

                       STATEMENT OF CASH FLOWS
                         FOR THE THREE MONTH
             PERIODS ENDING SEPTEMBER 30, 2001 AND 2000


                                             THREE MONTHS ENDED

                                                    SEPTEMBER 30

                                                  2001        2000
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)                        $  (900)       $   0
     NET INCREASE IN ACCOUNTS PAYABLE             900            0

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                                0            0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                                0            0

NET INCREASE (DECREASE IN CASH                      0            0

CASH BEGINNING OF PERIOD                            0            0

CASH END OF PERIOD                                $ 0        $   0





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




Page 6

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at December 31, 2001.

Advance payable to an officer and shareholder of Registrant represent
advances, unsecured, bearing no interest and due on demand   $6,100

Due to related party - $6,100


Page 7