Form 10QSB/A
period 2002-03-31
OYSTER CREEK GROUP INC
filed 2004-07-14
CIK 1094918

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

                Commission file Number 0 - 32279

                    OYSTER CREEK GROUP  INC.
 Exact name of small business issuer as specified in its charter

 Nevada                                         76-0616471
(State or other jurisdiction of                (I.R.S.Employer
incorporation or organization)                Identification No.)


       #400 - 601 W. Broadway, Vancouver, BC, Canada, V5Z 4C2
             (Address of principal executive office)


          Issuer's Telephone Number:  (604) 675-6930



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

Liquidity and Capital Resources

Oyster Creek Group Inc. remains in the development stage and, since inception, has experienced small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently,
Page 2

our balance sheet for the period ending March 31, 2002 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.
We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act.
As a result, a related party to date has advanced a total of $ 6,100 to cover audit, financial statement preparation and filing fees.

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


     Dated July 6, 2004         /S/ Dorothy A. Mortenson
                                    Dorothy A. Mortenson,
                                    Secretary and Director
Page 3


                            EXHIBIT A




                     OYSTER CREEK GROUP INC.



                      FINANCIAL STATEMENTS
                      AS AT MARCH 31, 2002
                     (PREPARED BY MANAGEMENT)
                       OYSTER CREEK GROUP INC.

                            BALANCE SHEET
                        AS AT MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)

                               ASSETS



CURRENT ASSETS                                         $       0
OTHER ASSETS
     LICENSE RIGHTS                                            0
TOTAL ASSETS                                                   0

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                        6,100

TOTAL CURRENT LIABILITIES                                  6,100
STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     25,000,000 SHARES AUTHORIZED
     4,500,000 ISSUED AND OUTSTANDING                      4,500
     ADDITIONAL PAID-IN CAPITAL                               75
     DEEMED DIVIDEND RE: LICENSE RIGHTS                   (2,000)
     DEFICIT ACCUMUILATED DURING
     THE DEVELOPMENT STAGE                                (8,675)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (6,100)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $       0


                         SEE ATTACHED NOTES





Page 4

                       OYSTER CREEK GROUP INC.

                       STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS AND NINE MONTHS
               PERIODS ENDING MARCH 31, 2002 AND 2001


                                 THREE MONTHS       NINE MONTHS

                                 2002    2001       2002   2001


REVENUES                          $ 0    $  0        $ 0   $  0

OPERATING EXPENSES:
 OFFICE EXPENSES AND FILING FEES    0       0       1,200     0
 LEGAL AND ACCOUNTING               0       0       3,700     0


TOTAL OPERATING EXPENSES            0       0       4,900     0

NET (LOSS) FOR THE PERIOD          (0)      0      (4,900)    0

NET (LOSS) PER SHARE        $    0.00 $  0.00    $   0.00   $0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING    4,500,000 4,500,000  4,500,000 4,500,000


























Page 5
                         SEE ATTACHED NOTES
                       OYSTER CREEK GROUP INC.

                       STATEMENT OF CASH FLOWS
                         FOR THE NINE MONTH
                PERIOD ENDING MARCH 31, 2002 AND 2001


                                               NINE MONTHS ENDED
                                                 MARCH 31
                                             2002       2001
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)                     $  (900)     $  0
     NET INCREASE IN ACCOUNTS PAYABLE          900         0

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                             0         0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                             0         0

NET INCREASE (DECREASE IN CASH                   0         0

CASH BEGINNING OF PERIOD                         0         0

CASH END OF PERIOD                         $     0    $    0





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

Page 6

results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2002.

Advances payable to an officer and shareholder of Registrant represent advances, unsecured and bearing no interest and due on demand $ 6,100

Due to related party - $6,100

Page 7