Form 10KSB
period 2002-06-30
OYSTER CREEK GROUP INC
filed 2004-10-04
CIK 1094918

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE
                               ACT OF 1934

              For the fiscal year ended June 30, 2002

                       Commission File No. 0-32281

                          OYSTER CREEK GROUP INC.

Nevada                                            76-0616471
(State or other jurisdiction of                (IRS Employer
incorporation or organization)          Identification Number)

        #400 - 601 W. Broadway, Vancouver, BC, Canada  V5Z 4C2
            (address of principal executive office)  (Zip code)

             Issuer's telephone number:      (604) 675-6930

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



                  TABLE OF CONTENTS

                        FORM 10K SB ANNUAL REPORT

                          OYSTER CREEK GROUP INC.

PART I                                         Page

Item   1  Description of Business ...................................1
Item   2  Description of Property....................................4
Item   3  Legal Proceedings..........................................4
Item   4  Submission of Matters to a Vote of Security Shareholders...5

PART II

Item   5  Market for the Registrant's Common Equity and
          related Stockholder Matters................................6
Item   6  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............6
Item   7  Financial Statements.......................................7
Item   8  Changes in and Disagreements on Accounting
          and Financial Disclosure..................................16

PART III

Item   9  Directors, Executive Officers, Promoters and Control
          persons, Compliance with Section 16(a) of the Exchange Act.16
Item 10   Executive Compensation....................................17
Item 11   Security Ownership of Certain Beneficial Owners
          and Management............................................17
Item 12   Certain Relationships and Related Transactions............18
Item 13   Exhibits and Reports on Form 8-K..........................18

       Signatures................................................19

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

The  Company  was incorporated under the laws of the State of Nevada on August 18, 1999, and is in the early developmental and promotional stages. To date, the Company's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and
developing  its  business  plan.   The  Company  has  not
commenced commercial operations. The Company has no full time employees and owns no real estate.

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

To compensate for the possibility that we could lose our principal asset and the obvious delay that this dispute and court action has caused, David R. Mortenson & Associates agreed to suspend all financial requirements that were due or would be due in the future until the dispute with NW was resolved. They also agreed to grant an alternative license to Oyster Creek Group for the distribution of vitamin and herbal supplements for the states of Arkansas and Tennessee. This license would enable us to create a business plan and start the process of getting into business.

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

As a licensee of VitaMineralHerb.com, Oyster Creek eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling us to focus strictly on marketing and sales. Portage Partners plans to target health and fitness professionals in Tennessee and Arkansas who wish to offer health and fitness products to their customers.

Oyster Creek (and its customers) will have access to all products offered on the VitaMineralHerb.com website, as well as the ability to order custom-formulated and custom-labeled products.
VitaMineralHerb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to VitaMineralHerb.com and a profit for Portage Partners

ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant occupies office facilities at #400 - 601 W. Broadway, Vancouver, BC, Canada, V5Z 4C2. There is no charge for the use of these facilities. The Company maintains no other office and owns no real estate.

ITEM3.  LEGAL PROCEEDINGS

There are no legal proceedings in which the Company is involved.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30,2002.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's securities.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $4,575 from its inside capitalization funds and a $6,750 loan from a related party. Consequently, the Company's balance sheet for the period of August 18, 1999 (inception) through June 30, 2002 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

The Company will carry out its plan of business as discussed above

Results of Operations

During the period from August 18, 1999 (inception) through June 30, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of it principal assets and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements for the year ended June 30, 2002 and for the period August 18, 1999 (Inception)through June 30, 2001 follow.

INSERT FINANCIALS HERE

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES

There   have  been  no  changes  or  disagreements  with  the
Company's independent outside auditor.

Part III

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the registrant are as follows:

       Name                      Age             Position
Period of Service
J.P. Beehner                     52              President and director
                                                 since August 18,
                                                 1999  (Inception)

Dorothy P. Mortenson             50              Secretary and Director
                                           since August 18,
                                           1999 (inception).


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

  (a) Security ownership of certain beneficial owners

The following table sets forth information, as of June 30, 2002 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

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

     *  Mr. Mortenson is the husband of Dorothy A. Mortenson.   Mr.
Mortenson Holds 200,000 shares of Common Stock representing 4.45% of the total shares issued and outstanding. His holdings should be considered to be beneficially owned by his wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                None

ITEM 13.  EXHIBITS AND REPORTS FOR FORM 8-K

          There are no Exhibits or Reports on Form 8-K






SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OYSTER CREEK GROUP INC.

                                        By:    /S/J.P. Beehner
Date: September 24, 2004                               J.P. Beehner,
                                               Director and President