Form 10QSB/A
period 2002-09-30
OYSTER CREEK GROUP INC
filed 2004-10-04
CIK 1094918

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

                             PART I

	     		FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The financial statements for the quarter ended September 30, 2002 are attached hereto as Exhibit A.

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

 As a licensee of VitaMineralHerb.com, Oyster Creek Group eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling Oyster Creek to focus strictly on marketing and sales. Oyster Creek Group plans to target health and fitness professionals in South Florida who wish to offer health and fitness products to their customers.

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

Liquidity and Capital Resources

Oyster Creek Group Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2002 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act.
As a result, a related party to date has advanced a total of $ 6,750 to cover audit, financial statement preparation and filing fees.

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

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None

Item 6.   Exhibits and Reports on Form 8K

     None


CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
I, J.P. Beehner, principal executive officer of Oyster Creek Inc., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended September 30, 2002, of the Registrant (the "Report").

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

 b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

 c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

 a) all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

Dated:
September 24, 2004

/s/ J.P. Beehner
Name:
J.P. Beehner
Title:
Principal Executive Officer



CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Dorothy Mortenson, principal financial officer of Oyster Creek Inc., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended September 30, 2002, of the Registrant (the "Report").

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

 b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

 c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

 a) all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

Dated:   September 24, 2004

/s/ Dorothy Mortenson
Name:
Dorothy Mortenson
Title:
Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the accompanying Quarterly Report of Oyster Creek Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, J.P. Beehner, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

September 24, 2004
By:
/s/ J.P. Beehner
J.P. Beehner



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the accompanying Quarterly Report of Oyster Creek Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Dorothy Mortenson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

September 24, 2004
By:
/s/ Dorothy Mortenson
Dorothy Mortenson

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              OYSTER CREEK GROUP INC.


     Dated September 24, 2004       /S/ Dorothy A. Mortenson
                                   Dorothy A. Mortenson,
                                   Secretary and Director


EXHIBIT A