Form 10QSB/A
period 2002-12-31
OYSTER CREEK GROUP INC
filed 2004-10-04
CIK 1094918

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

                             PART I

               FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The financial statements for the quarter ended December 31, 2002 are attached hereto as Exhibit A.

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

Liquidity and Capital Resources

Oyster Creek Group Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2002 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, a related party has advanced a total of $ 6,750 to cover audit, financial statement preparation and filing fees.

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

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None

Item 6.   Exhibits and Reports on Form 8K

     None




CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
I, J.P. Beehner, principal executive officer of Oyster Creek Group Inc., a Nevada corporation (the "Registrant"), certify that:
1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended December 31,2002, of the Registrant (the
"Report").

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

Dated:    September 24, 2004
     /s/ J.P. Beehner
Name:     J.P. Beehner
Title:    Principal Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
I, Dorothy Mortenson, principal financial officer of Oyster Creek
Group Inc., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended December 31,2002, of the Registrant (the
"Report").

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

Dated:    September 24, 2004
     /s/ Dorothy Mortenson
Name:     Dorothy Mortenson
Title:    Principal Financial Officer
Page 5

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the accompanying Quarterly Report of Oyster Creek Group Inc. (the "Company") on Form 10-Q for the quarter ended December 31,2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, J.P. Beehner, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

September 24, 2004
By:  /s/ J.P. BeehnerJ.P. Beehner

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the accompanying Quarterly Report of Oyster Creek Group Inc. (the "Company") on Form 10-Q for the quarter ended December 31,2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Dorothy Mortenson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

September 24, 2004
By:  /s/ Dorothy Mortenson Dorothy Mortenson








Page 6

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

Page 7