Form 10QSB/A
period 2003-03-31
OYSTER CREEK GROUP INC
filed 2004-10-04
CIK 1094918

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB / A

     [X] AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

                             PART I

                      FINANCIAL INFORMATION

Item 1.   Financial Statements

The financial statements for the quarter ended March 31, 2003 are attached hereto as Exhibit A.

Item 2.

(a) Management's  Discussion and  Analysis or Plan  of Operation.

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

Liquidity and Capital Resources

Oyster Creek Group Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2003 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

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

     None

Item 6.   Exhibits and Reports on Form 8K

     None




CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
I, J.P. Beehner, principal executive officer of Oyster Creek Inc., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended March 31, 2003, of the Registrant (the "Report").

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

Dated:    September 24, 2004
     /s/ J.P. Beehner
Name:     J.P. Beehner
Title:    Principal Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
I, Dorothy Mortenson, principal financial officer of Oyster Creek
Inc., a Nevada corporation (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q (Report) for the quarter ended March 31, 2003, of the Registrant (the "Report").

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

Dated:    September 24, 2004
     /s/ Dorothy Mortenson
Name:     Dorothy Mortenson
Title:    Principal Financial Officer


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the accompanying Quarterly Report of Oyster Creek Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, J.P. Beehner, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.
September 24, 2004
By:  /s/ J.P. BeehnerJ.P. Beehner



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the accompanying Quarterly Report of Oyster Creek Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Dorothy Mortenson, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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